Form 10-Q
period 2025-12-31
Cibatella Corp.
filed 2026-02-13
CIK 2079546

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Entity File No: 333-290791

Cibatella Corp.

(Exact name of registrant as specified in its charter)

__________________________

Wyoming	7380	98-1852011
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

Astangu tanav 62, Tallinn, Harju 13519, Estonia
+1(307)6556080

cibatella.corp@cibatella.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

__________________________

Wyoming Registered Agent

30 N Gould St Ste R

Sheridan, WY 82801

+13072002803

(Name, address, including zip code, and telephone number, including area code, of agent for service)

___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes: ☒       No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 common shares issued and outstanding as of December 31, 2025.

CIBATELLA CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Cibatella Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

CIBATELLA CORP.

Balance Sheets

(UNAUDITED)

	As of December 31, 2025	As of June 30, 2025
ASSETS

Current Assets
Cash and cash equivalents	$8,539	$10,255
Prepaid expenses	1,107	–
Total Current Assets	9,646	10,255

Total Intangible Assets, Net	36,268	40,300

Total Assets	$45,914	$50,555

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Related party loan	$55,604	$50,604
Deferred revenue	5,600	–
Accounts payable-related party	32,000	8,000
Total Current Liabilities	93,204	58,604

Total Liabilities	93,204	58,604

Commitments and Contingencies (Note 7)	–	–

Stockholder’s Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 2,000,000 and 2,000,000 shares issued and outstanding	200	200
Accumulated deficit	(47,490)	(8,249)
Total Stockholder’s Deficit	(47,290)	(8,049)

Total Liabilities and Stockholder’s Deficit	$45,914	$50,555

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Statements of Operations

(UNAUDITED)

	Three months ended December 31, 2025	Three months ended December 31, 2024	Six months ended December 31, 2025	Six months ended December 31, 2024

REVENUES	$400	$–	$400	$–

OPERATING EXPENSES
General and Administrative Expenses	(20,469)	–	(35,609)	–
Amortization Expenses	(2,016)	–	(4,032)	–
TOTAL OPERATING EXPENSES	(22,485)	–	(39,641)	–

NET INCOME/LOSS FROM OPERATIONS	(22,085)	–	(39,241)	–

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$(22,085)	$–	$(39,241)	$–

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$–	$(0.00)	$–

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000	–	2,000,000	–

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Statements of Stockholder’s Deficit

For the six months ended December 31, 2025 and 2024

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2024	–	$–	$–	$–	$–

Issuance of common stock	–	–	–	–	–
Net loss for the six months ended December 31, 2024	–	–	–	–	–

Balance, December 31, 2024	–	$–	$–	$–	$–

Balance, June 30, 2025	2,000,000	$200	$–	$(8,249)	$(8,049)

Issuance of common stock	–	–	–	–	–
Net loss for the six months ended December 31, 2025	–	–	–	(39,241)	(39,241)

Balance, December 31, 2025	2,000,000	$200	$–	$(47,490)	$(47,290)

Balance, September 30, 2024	–	$–	$–	$–	$–

Issuance of common stock	–	–	–	–	–
Net loss for the three months ended December 31, 2024	–	–	–	–	–

Balance, December 31, 2024	–	$–	$–	$–	$–

Balance, September 30, 2025	2,000,000	$200	$–	$(25,405)	$(25,205)

Issuance of common stock	–	–	–	–	–
Net loss for the three months ended December 31, 2025	–	–	–	(22,085)	(22,085)

Balance, December 31, 2025	2,000,000	$200	$–	$(47,490)	$(47,290)

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Statements of Cash Flows

(UNAUDITED)

	For the six months ended December 31, 2025	For the six months ended December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,241)	$–
Adjustments to reconcile net loss to net cash provided by operations:
Amortization expenses	4,032	–
Changes in operating assets and liabilities:
Prepaid expenses	(1,107)	–
Deferred revenue	5,600	–
Accounts payable-related party	24,000	–
NET CASH USED IN OPERATING ACTIVITIES	(6,716)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	5,000	–
CASH FLOWS FROM FINANCING ACTIVITIES	5,000	–

NET CHANGE IN CASH	(1,716)	–

Cash, beginning of period	$10,255	$–
Cash, end of period	$8,539	$–

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Notes to Financial Statements

For the six months ended December 31, 2025

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Cibatella Corp. (“the Company”) was incorporated on April 10, 2025 under the laws of the state of Wyoming. We are a development-stage company focused on launching and expanding Cibatella, a web culinary platform designed to inspire, educate, and empower individuals to explore international cuisines and develop culinary skills. Our executive and business office islocated at Astangu tanav 62, Tallinn, Harju 13519, Estonia, and our telephone number is +1(307)6556080.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $400 revenues for the six months ended December 31, 2025. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. As reflected in the financial statements, the Company had an accumulated deficit of $47,490 on December 31, 2025, a net loss of $39,241 for the six months ended December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP.

The Company’s year-end is June 30.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to its short-term maturity.

Stock-Based Compensation

As of December 31, 2025, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

Revenue is recorded when earned and realized, typically upon delivery of services, rather than when cash is received. It ensures financial accuracy by matching revenue to the period it was generated.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2025 there were no potentially dilutive debt or equity instruments issued or outstanding.

Intangible impairment

Intangible impairment policy requires testing assets for value reduction when carrying amounts exceed recoverable amounts. Indefinite-lived intangibles and goodwill are tested annually, while finite-lived assets are tested only if indicators exist. Impairment losses are recognized immediately in income. An impairment loss is recognized if the carrying amount of an intangible asset exceeds its recoverable amount (the higher of fair value less costs of disposal or value in use).

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’ financial position, results of operations or cash flows.

Note 4 – INTANGIBLE ASSETS

The Company follows the provisions of ASC 350, Intangibles—Goodwill and Other, as the acquired web application was purchased from a third party and is considered an identifiable intangible asset with a finite life. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product.

As of December 31, 2025, the Company purchased web-based culinary application for $40,300, which is being amortized over a 5-year life. There was $4,032 of accumulated amortization as of December 31, 2025.

Note 5 – LOAN FROM DIRECTOR

For the six months ended December 31, 2025 our director Janek Innos has loaned to the Company $5,000. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $55,604 as of December 31, 2025.

Note 6 – COMMON STOCK

On April 11, 2025, the Company issued 2,000,000 shares of common stock to a director Janek Innos for cash proceeds of $200 at $0.0001 per share.

As of December 31, 2025, the Company had 2,000,000 shares issued and outstanding.

Note 7 – COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is subject to various litigation and other claims in the normal course of business. The Company establishes liabilities in connection with legal actions that management deems to be probable and estimable (if any). No such event or amounts have been accrued in the financial statements with respect to any litigation or other claim matters.

Note 8 – INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% as of December 31, 2025 and for the period ended June 30, 2025 as follows:

	December 31, 2025	June 30, 2025
Tax benefit (expenses) at U.S. statutory rate	$(9,973)	$(1,732)
Change in valuation allowance	9,973	1,732
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	For the six months ended December 31, 2025	June 30, 2025
Net operating loss	$(8,241)	$(1,732)
Valuation allowance	8,241	1,732
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $47,490 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all the deferred tax asset relating to NOLs for every period because it is more likely than not that all the deferred tax asset will not be realized.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to December 31, 2025, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than issuance of 243,667 shares for $7,310 to 10 shareholders.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD- LOOKING STATEMENTS

This report contains projections and statements relating to the Company that constitute "forward-looking statements." These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as "intends," "believes," "anticipates," "expects," "estimates," "may," "will," "might," "outlook," "could," "would," "pursue," "target," "project," "plan," "seek," "should," "assume," or similar terms or the negatives thereof. Such statements speak only as of the date of such statement, and the Company undertakes no ongoing obligation to update such statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, and its respective directors, officers or advisors with respect to, among other things:

-	trends affecting the Company's financial condition, results of operations or future prospects;
-	the Company's business and growth strategies;
-	the factors that we expect to contribute to our success and our ability to be successful in the future;
-	our business model and strategy for realizing positive sales result;
-	competition, including the impact of competition on our operations, our ability to respond to such competition and our expectations regarding continued competition in the markets in which we compete;
-	expenses;
-	the impact of new accounting pronouncements on our financial statements;
-	that our cash flows from operating activities will be sufficient to meet our projected operating and capital expenditures for the next twelve months;
-	our market risk exposure and efforts to minimize risk;
-	our overall outlook including all statements under Management's Discussion and Analysis of Financial Condition and Results of Operations;
-	that estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and
-	expectations, plans, beliefs, hopes or intentions regarding the future.

Potential investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that, should conditions change or should any one or more of the risks or uncertainties materialize or should any of the underlying assumptions of the Company prove incorrect, actual results may differ materially from those projected in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the actual results and performance of the Company include, without limitation:

-	the Company's inability to raise additional funds to support operations and capital expenditures;
-	the Company's inability to effectively manage its growth;
-	the Company's inability to achieve greater and broader market acceptance in existing and new market segments;
-	the Company's inability to successfully compete against existing and future competitors;
-	the economic downturn and its effect on consumer spending;
-	the risk that negative industry or economic trends, including the market price of our common stock trading below its book value, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, may result in significant write-downs or impairments in future period;

-	the effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of the current economic recession, war, terrorist or similar activity or disasters;
-	the effects of energy price increases on our cost of operations and our revenues;
-	financial community perceptions of our Company and the effect of economic, credit and capital market conditions on the economy and the software industry;
-	other factors described elsewhere in this report, or other reasons.

Potential investors are urged to carefully consider such factors.

DESCRIPTION OF BUSINESS

Cibatella Corp. was incorporated under the laws of the state of Wyoming on April 10, 2025. We are a development-stage company focused on launching and expanding Cibatella, a web culinary platform designed to inspire, educate, and empower individuals to explore international cuisines and develop culinary skills. Our executive and business office is located at Astangu tanav 62, Tallinn, Harju 13519, Estonia, and our telephone number is +1(307)6556080. We maintain our statutory registered agent’s office at 30 N Gould St Ste R Sheridan, WY 82801.

Currently, we have only one employee who is also our sole officer and Director - Mr. Janek Innos.

Web platforms dedicated to culinary education and training hold significant importance in today’s globalized and digital economy. The increasing reliance on remote learning, demand for skill-based education, and growth in home-based culinary interests have created a strong market for accessible, high-quality culinary instruction online. Such platforms enable individuals to acquire practical cooking skills, expand cultural awareness through international cuisine, and pursue personal or professional development at their own pace and location. For culinary professionals, educators, and businesses, these platforms provide new channels to reach targeted audiences and offer services. Cibatella is positioned to leverage these trends by delivering scalable, and user-friendly culinary training solutions that cater to both recreational and professional culinary audiences.

We are a development stage company and currently have $400 revenues and we have incurred losses since its inception.

Cibatella provides users with step-by-step recipes accompanied by high-quality images, ingredient lists, preparation times, and detailed dish descriptions. Our web app specializes in Polish, Ukrainian, French, and Italian cuisines, allowing users to explore, learn, and cook a variety of traditional and modern dishes.

Our web app includes an AI-powered recipe assistant that allows users to input the ingredients they have on hand and receive dish suggestions, complete with preparation steps. Users can also "favorite" recipes they love by tapping the heart icon, making them easy to revisit in the “Saved” section of their profile.

In addition to recipe discovery, we offer fee-based culinary education and training services for a broad audience—from beginner home cooks to professional chefs and restaurant teams. As part of our growth strategy, we will be hiring freelance chefs and culinary educators by formalizing freelance agreements. These professionals will assist in developing content, delivering virtual classes, and providing culinary coaching. However, we are going to hire freelance chefs once we secure our first client and establish an initial client base for our culinary education and training services.

Also, the Company’s revenues are expected to be derived from paid contextual advertising services offered through the Cibatella web culinary app. These services will be targeted to businesses and individuals within the culinary sector, including but not limited to restaurants, individual chefs, culinary instructors, cooking schools, kitchenware brands, and food-related services.

The Company offers banner advertising, consisting of static or animated media, which will be placed in prominent and high-traffic areas of the app. These advertisements are intended to enhance visibility for advertisers and drive engagement from users actively seeking culinary content. Pop-up advertisements will also be available as a part of our advertising offerings. These ads will appear at key moments during the user’s navigation experience and are designed to capture immediate attention, offering advertisers an additional avenue to promote their services and products effectively.

By providing these advertising services, the Company aims to create a reliable revenue stream while simultaneously offering advertisers access to a focused audience interested in culinary education, recipes, and related products and services. The Company anticipates that demand for targeted advertising within the culinary space will increase in parallel with user engagement and platform growth.

Our goal is to provide a comprehensive web platform that serves as a central hub for culinary inspiration, education, and skill development. Cibatella is designed to connect users with diverse international recipes and expert-led training, making high-quality culinary resources accessible to a global audience.

We have purchased the web app for US $40,300, and the full payment was made on June 30, 2025. As of that date, there is no outstanding debt related to the acquisition of the web application.

To remain competitive and relevant, we intend to continuously maintain, improve, and expand our web platform, introducing new technologies and user-centric features.

Looking ahead, once we gain traction in our initial markets, we plan to expand access to new linguistic and geographic regions, particularly in Central and Eastern Europe. Our long-term goal is to position Cibatella as a leading global platform for culinary education and international recipe discovery, while ensuring that all platform content remains culturally authentic, technically sound, and tailored to the evolving needs of our user community.

OUR ASSET WEB APP

We have a web-based application known as “Cibatella”, available at https://cibatella.com/ . Our web app is fully functional and accessible to users. We intend to continue expanding its capabilities by integrating additional user-focused features.

Currently, the Cibatella web app includes key features such as:

Step-by-step recipes:

-	wide culinary selection: the Cibatella web app offers a select collection of recipes representing Polish, Ukrainian, French, and Italian cuisines;

-	variety of dish categories: users can browse and cook from a diverse range of dish types, including soups, pasta, pizza, salads, meat and fish dishes, desserts, sweets and etc., to satisfy different tastes, preferences and occasions;

-	detailed dish information: each recipe includes a concise dish description, estimated cooking time, and a complete list of required ingredients;

-	step-by-step instructions: all recipes are presented with clear, easy-to-follow steps, making the platform suitable for both beginner and experienced cooks;

-	high-quality images: recipes are accompanied by high-quality images illustrating the stages of the cooking process, enhancing clarity and providing users with a visual reference to support confidence in meal preparation.

AI-powered recipe assistant:

-	ingredient input: users can begin by entering the ingredients they currently have at home. The system uses this input to identify possible dishes that can be created with those items;

-	dish type selection: users select the category of dish they wish to prepare, such as a salad, soup, dessert, main course, beverage, pasta, pizza, appetizer and etc. This allows the AI to tailor suggestions according to the user’s culinary intent:

-	cooking time filter: users specify how much time they have available to cook. The assistant offers four cooking time options:

➢	express – up to 15 minutes

➢	fast – up to 30 minutes

➢	regular – 30 to 60 minutes

➢	long – more than 60 minutes

-	recipe generation: after the inputs are submitted, users click the “Generate a Recipe” button. The AI instantly processes the data and generates a tailored recipe that matches the selected ingredients, dish type, and time frame;

-	The AI-generated result includes:

➢	a brief description of the dish

➢	estimated preparation and cooking time

➢	a refined list of required ingredients

➢	detailed step-by-step instructions (This helps users prepare meals with precision and ease, even with limited time).

This feature makes the Cibatella web app useful for users who seek inspiration based on what’s available in their kitchen, making everyday cooking more efficient, creative, and enjoyable.

Favorite & Saved recipes:

-	users can express their interest in a recipe by clicking the heart-shaped icon located near each dish;

-	once marked, these recipes are automatically added to the user’s “Saved” section. This dedicated area within the user’s profile provides a centralized location where previously favorited recipes can be quickly accessed without the need to search again.

Culinary education & Training services (fee-based):

We intend to offer virtual culinary education and training services tailored to a diverse audience—from beginner home cooks to professional chefs and restaurant teams.

-	request-based learning via “Contact us” feature: interested users can request training by using the “Contact Us” button on the Cibatella web platform. This action will direct them to a “Support Request” interface, where they can describe their specific culinary goals, areas of interest, or skill level;

-	personalized client support: upon receiving the inquiry, our support team will engage directly with the user to clarify their needs and suggest suitable virtual training options;

-	freelance culinary professionals: once the training request is confirmed, the user will be matched with a qualified freelance chef or culinary educator, who will provide instruction virtually.

To date our director interacts with our potential customers, but we don't have any clients for our culinary education services yet. As part of our growth strategy, we plan to hire freelance chefs and culinary educators by formalizing freelance agreements. These professionals will assist in developing content, delivering virtual classes, and providing culinary coaching. However, we are going to hire freelance chefs once we secure our first client and establish an initial client base for our culinary education and training services.

Below are several technologies we plan to effectively integrate into our web culinary platform:

-	smart shopping list: users will be able to generate organized grocery lists directly from recipe pages for easy in-store use;

-	dietary filters and search options: we will implement advanced search features allowing users to filter recipes by dietary preference (e.g., vegan, gluten-free, low-carb) or nutritional goals;

-	nutrition calculator: each recipe will include detailed nutritional breakdowns, including calories, protein, fats, and carbohydrates, helping users make informed dietary choices;

-	multilingual interface: As part of our global strategy, we plan to support multiple languages to accommodate international users:

-	user reviews and comments: users will have the ability to leave feedback on recipes, rate their cooking experiences, and share suggestions with the Cibatella community;

-	user-generated recipes: we will enable registered users to upload their own recipes with photos, instructions, and tags, further enriching the diversity of culinary content available.

REVENUE

Cibatella Corp. expects to generate revenue through paid contextual advertising services offered via its web culinary app. In addition, we plan to introduce fee-based virtual culinary education and training services. Over time, we may also develop additional monetization streams through platform enhancements and user services. Below is a breakdown of our anticipated revenue sources:

Current Revenue Sources:

-	Paid Contextual Advertising Services

Our web app is designed to host contextual advertising for including restaurants, individual chefs, culinary instructors, cooking schools, kitchenware brands, food-related services and other relevant advertisers.

o	Banner Ads

Banner advertising will include static or animated media placed in prominent and high-traffic areas of the app. These ads will be designed to enhance visibility for advertisers and drive engagement from users actively seeking culinary content.

Estimated Pricing: $0.50–$1.50 per click or $200–$1,000 per month depending on placement and size.

o	Pop-Up Ads

These ads will appear at key moments during the user’s navigation experience and are designed to capture immediate attention, offering advertisers an additional avenue to promote their services and products effectively.

Estimated Pricing: $150–$1,000 per month.

-	Fee-Based Virtual Culinary Education and Training Services

We intend to offer fee-based culinary education and training services for a broad audience—from beginner home cooks to professional chefs and restaurant teams. We plan to hire freelance chefs and culinary educators by formalizing freelance agreements.

o	Private Virtual Coaching Sessions

Customized one-on-one instruction provided by freelance culinary professionals.

Estimated Pricing: $75–$200 per session (depending on chef experience and session length).

o	Group Training/Webinars

Thematic virtual workshops focused on specific techniques, cuisines, or skill levels.

Estimated Pricing: $30–$75 per participant per session.

o	Professional Restaurant Team Training

Advanced virtual training packages tailored for commercial kitchens and restaurant staff.

Estimated Pricing: Starting from $300 per team training module.

Future Revenue Opportunities:

We plan to expand our revenue model over time with the following services:

o	Recipe Promotion Services

Chefs and food bloggers may pay to promote their own user-submitted recipes within the platform.

Estimated Pricing: $50–$100 per recipe feature.

o	Subscription Model

Users may be offered a monthly or annual subscription for ad-free browsing, exclusive recipes, early access to new features, and premium content.

Estimated Pricing: $9.99/month or $99/year.

o	Affiliate Product Marketing

We may partner with kitchenware brands or culinary service providers to generate revenue via affiliate links placed within recipes.

Commission Rate: 5%–15% per referred sale.

Pricing Disclosure Note: All prices listed above are preliminary estimates based on market research and expected value to users and clients. Pricing structures are subject to change based on platform evolution, customer feedback, and economic conditions.

MARKET OVERVIEW

The demand for web-based culinary platforms and online culinary education and training services continues to grow rapidly in 2025, as consumers increasingly seek convenient, interactive, and educational food experiences. Users now rely on digital platforms to search for culinary information, discover recipes, plan meals, and participate in virtual cooking classes—all from the comfort of their homes.

According to recent research by Econ Market Research, the global online cooking class market was valued at approximately $372 million in 2024 and is projected to grow at a CAGR of 14.6% from 2025 to 2033, reaching $1.1 billion by 2033.

Estonia provides a highly favorable environment for digital culinary services. As reported by Research and Markets, Estonia’s e-commerce market is estimated at $0.84 billion in 2025, with projected growth to $1.32 billion by 2030 at a CAGR of 9.37%.

The COVID-19 pandemic significantly accelerated the shift toward online culinary learning, establishing new consumer expectations for high-quality, visually engaging, and on-demand cooking content. Virtual education experiences are now expected to rival traditional in-person instruction in both quality and accessibility.

In 2025, the rising global interest in international cuisines continues to drive consumer engagement with digital culinary platforms. This cultural curiosity fuels demand for platforms that offer step-by-step recipes and professional-quality visuals of traditional dishes from around the world.

At the same time, users increasingly expect smart, AI-powered features that personalize their cooking journey—such as recipe recommendations based on available ingredients, preferred cooking time, or specific dietary needs.

As smartphones and mobile applications remain dominant tools for daily tasks, more individuals are using mobile platforms to discover recipes, plan meals, and attend virtual cooking classes.

Furthermore, the growing preference for flexible, self-paced learning continues to enhance the appeal of online culinary education. Unlike traditional classroom-based courses, web-based platforms allow users to learn and cook at their own pace, on their own schedule.

Cibatella is committed to continuously improving its platform by expanding functionality and enhancing the user experience in order to meet evolving consumer expectations and capture a share of the growing digital culinary education and recipe discovery market—ensuring long-term relevance and strong competitive positioning in the evolving online culinary and e-learning markets.

COMPETITION

The market for web-based culinary platforms and online culinary education is highly competitive. Several well-established companies—such as MasterClass, BBC Good Food, and Tasty—offer users access to cooking content, recipes, and virtual lessons. These companies benefit from strong brand recognition, large user communities, and substantial financial and technological resources.

As a development-stage company, Cibatella faces competition from both global platforms and new entrants offering culinary content and services. However, we believe that our focus on continuous feature development, high-quality content, and an intuitive English-language interface will allow us to compete effectively within this growing market segment.

MARKETING

Marketing strategy is a vital component of our business model. As a development-stage company, Cibatella Corp. intends to implement an efficient marketing approach to build brand awareness, attract an initial user base, and promote our culinary platform and services.

We plan to utilize the following strategies:

-	Search Engine Optimization (SEO): We will optimize the content of our web platform for search engines, targeting relevant culinary keywords such as "step-by-step recipes," "AI meal planning," and "online cooking classes" to increase organic traffic;

-	Social Media Engagement: We will establish a presence on platforms such as Instagram, Facebook, and Pinterest, where food-related content performs well. By sharing high-quality recipe images, and cooking tips, we aim to drive traffic to our platform and build a community of engaged users;

-	Influencer and Affiliate Marketing: We will collaborate with culinary influencers, food bloggers, and online cooking educators to promote the platform and demonstrate our features. These collaborations are expected to help us reach niche audiences and increase user trust;

-	Email and Retargeting Campaigns: We initiate email newsletters and retargeting ads to promote recipes and virtual culinary classes;

-	Partnerships and Cross-Promotions: We will explore partnerships with food brands, kitchenware companies, or educational institutions to co-promote services and increase visibility;

-	To invite new clients via word-of-mouth referrals.

Insufficient funding for marketing efforts could negatively impact our ability to attract and retain users, which may adversely affect our business growth and overall market presence.

Offices

Our business office is located at Astangu tanav 62, Tallinn, Harju 13519, Estonia and our phone number is +1(307)6556080. The office was provided by our sole officer and president Mr. Innos for free use, without any payment.

Bankruptcy or similar proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

Patents and trademark

Currently, we do not own, either legally or beneficially, any patents or trademarks.

Contracts

We have no employees other than our sole officer and director, Janek Innos. As of May 1, 2025 we have executed a Consulting Agreement with our sole officer and director Janek Innos.

Government regulations

As a company operating in the online culinary services sector, Cibatella Corp. must comply with applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws.

In addition, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our services in Estonia and to operation of any facility in any jurisdiction which we would conduct activities.

We believe that government regulation will have no significant impact on the way we conduct our business. We will continuously monitor regulatory developments to ensure full compliance and mitigate any potential risks to our operations.

Emerging growth company status under the JOBS Act

Cibatella Corp. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1, 07 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

-	The first fiscal year after its annual revenues exceed $1,07 billion;

-	The first fiscal year after the fifth anniversary of its IPO;

-	The date on which the company has issued more than $1,07 billion in non-convertible debt during the previous three-year period; and

-	The first fiscal year in which the company has a public float of at least $700 million.

Financial and audit requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

-	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

-	Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

-	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

-	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

Offering requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

-	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

-	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO "road show."

Other public company requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

-	The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

-	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

-	The requirements under Sections 14A (a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

Election under Section 107(b) of the JOBS Act

As an emerging growth company, we have made the irrevocable election to not adopt the extended transition period for complying with new or revised accounting standards under Section 107(b), as added by Section 102(b), of the JOBS Act.  This election allows companies to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

We are a development stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds. To meet our need for cash we are attempting to raise money from the offering. We believe that we will be able to raise enough money through the offering to expand operations, but we cannot guarantee that once we expand operations we will stay in business after doing so. If we are unable to successfully find customers, we may quickly use up the proceeds from the offering and will need to find alternative sources. In case we need additional financing, our Mr. Innos has verbally agreed to loan us funds to implement our business plan.

Liquidity and capital resources

Since inception, we have sold 2,000,000 shares of our common stock to our officer and director Janek Innos at a price of $0.0001 per share, for aggregate proceeds of $200.

Cash and cash equivalents were $8,539 as of December 31, 2025. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Janek Innos, our CEO and Director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, professional fees, etc.

Mr. Innos, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $30,000 of funding from the offering. Being a development stage company, we have limited operating history. After twelve months period we may need additional financing. We do not currently have any arrangements for additional financing.

We have purchased the web application for total consideration of $40,300.

The link for the Cibatella web application:

-	https://cibatella.com/

Our business office is located at Astangu tanav 62, Tallinn, Harju 13519, Estonia and our phone number is +1(307)6556080.

Results of operations for the six months ended December 31, 2025

To date, we have received $400 revenue. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

To meet our need for cash we are attempting to raise money from the offering. We believe that we will be able to raise enough money through the offering to continue our proposed operations, but we cannot guarantee that once we continue operations we will stay in business after doing so.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan and our business operations. So, for these reasons, there is substantial doubt that we will be able to continue as a going concern.

As of December 31, 2025, our total assets were $45,914. Total assets were comprised of $9,646 in current assets and $36,268 in intangible assets. Our current liabilities were $93,204 and Stockholders’ deficit was $47,290.

As of December 31, 2024, our total assets were $0. Our current liabilities were $0, and Stockholders’ deficit was $0.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended December 31, 2025 net cash flows used in operating activities was negative $6,716.

For the six months ended December 31, 2024 net cash flows used in operating activities was $0.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended December 31, 2025 we have generated no cash from investing activities.

For the six months ended December 31, 2024 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended December 31, 2025 net cash flows provided by financing activities was $5,000.

For the six months ended December 31, 2024 net cash flows used in financing activities was $0.

Off-balance sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema Document
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2026.

Cibatella Corp., Registrant

By:	/s/ Janek Innos
Janek Innos, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: February 13, 2026	By:	/s/ Janek Innos
Janek Innos, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

