Form 10-Q
period 2026-03-31
Cibatella Corp.
filed 2026-05-13
CIK 2079546

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-290791

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

Yes: ☒       No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,796,667 common shares issued and outstanding as of March 31, 2026.

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

CIBATELLA CORP.

Balance Sheet

(UNAUDITED)

	As of March 31, 2026	As of June 30, 2025
ASSETS

Current Assets
Cash and cash equivalents	$41,508	$10,255
Prepaid expenses	361	–
Total Current Assets	41,869	10,255

Total Intangible Assets, Net	34,252	40,300

Total Assets	$76,121	$50,555

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities
Related party loan	$55,877	$50,604
Deferred revenue	14,700	–
Accounts payable-related party	44,000	8,000
Total Current Liabilities	114,577	58,604

Total Liabilities	114,577	58,604

Commitments and Contingencies (Note 7)	–	–

Stockholder’s Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 2,796,667 as of March 31, 2026 and 2,000,000 as of June 30, 2025 shares issued and outstanding	280	200
Additional paid in capital	23,820	–
Accumulated deficit	(62,556)	(8,249)
Total Stockholder’s Deficit	(38,456)	(8,049)

Total Liabilities and Stockholder’s Deficit	$76,121	$50,555

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Statement of Operations

(UNAUDITED)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025

REVENUES	$2,300	$–	$2,700	$–

OPERATING EXPENSES
General and Administrative Expenses	(15,350)	–	(50,959)	–
Amortization Expenses	(2,016)	–	(6,048)	–
TOTAL OPERATING EXPENSES	(17,366)	–	(57,007)	–

NET LOSS FROM OPERATIONS	(15,066)	–	(54,307)	–

NET LOSS	$(15,066)	$–	$(54,307)	$–

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.00)	$–	$(0.00)	$–

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,328,474	–	2,107,893	–

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Statement of Stockholder’s Deficit

For the three and nine months ended March 31, 2026 and 2025

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2024	–	$–	$–	$–	$–

Issuance of common stock	–	–	–	–	–
Net loss for the nine months ended March 31, 2025	–	–	–	–	–

Balance, March 31, 2025	–	$–	$–	$–	$–

Balance, June 30, 2025	2,000,000	$200	$–	$(8,249)	$(8,049)

Issuance of stock for cash	796,667	80	23,820	–	23,900
Net loss for the nine months ended March 31, 2026	–	–	–	(54,307)	(54,307)

Balance, March 31, 2026	2,796,667	$280	$23,820	$(62,556)	$(38,456)

Balance, December 31, 2024	–	$–	$–	$–	$–

Issuance of common stock	–	–	–	–	–
Net loss for the three months ended March 31, 2025	–	–	–	–	–
Balance, March 31, 2025	–	$–	$–	$–	$–

Balance, December 31, 2025	2,000,000	$200	$–	$(47,490)	$(47,290)

Issuance of stock for cash	796,667	80	23,820	–	23,900
Net loss for the three months ended March 31, 2026	–	–	–	(15,066)	(15,066)

Balance, March 31, 2026	2,796,667	$280	$23,820	$(62,556)	$(38,456)

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Statement of Cash Flows

(UNAUDITED)

	For the nine months ended March 31, 2026	For the nine months ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,307)	$–
Adjustments to reconcile net loss to net cash provided by operations:
Amortization expenses	6,048	–
Changes in operating assets and liabilities:
Prepaid expenses	(361)	–
Deferred revenue	14,700	–
Accounts payable-related party	36,000	–
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,080	–

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	5,273	–
Issuance of stock for cash	23,900	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	29,173	–

NET CHANGE IN CASH	31,253	–

Cash, beginning of period	$10,255	$–
Cash, end of period	$41,508	$–

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Notes to Financial Statements

For the nine months ended March 31, 2026

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $2,700 revenues for the nine months ended March 31, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. As reflected in the financial statements, the Company had an accumulated deficit of $62,556 on March 31, 2026, a net loss of $54,307 for the nine months ended March 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Stock-Based Compensation

As of March 31, 2026, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue Recognition”. ASC 606 is an accounting standard that governs when and how companies recognize revenue from customer contracts, based on a five-step model that focuses on the transfer of control of goods or services to the customer. The core principle is to recognize revenue when it is earned, which is when the performance obligation is satisfied, not necessarily when cash is received. The five steps are: identify the contract, identify performance obligations, determine the transaction price, allocate the price to performance obligations, and recognize revenue as the performance obligation is satisfied. For the nine months ended March 31, 2026 the Company has generated $2,700 revenue.

Deferred revenue

Deferred revenue is a liability that represents money received for goods or services that have not yet been delivered. It is also called unearned revenue, because the payment has been received but is not yet “earned” according to accounting principles. Once the product or service is delivered, a portion of the deferred revenue is moved from the balance sheet to the income statement as earned revenue. As of March 31, 2026 the Company has generated $14,700 of deferred revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Segment Reporting

The Company has one reportable segment(s) at this time.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

ASU 2024-03, issued by the FASB in November 2024, requires U.S. public companies to disaggregate specific income statement expenses (such as employee compensation, depreciation, and amortization) in their footnotes. Known as Disaggregation of Income Statement Expenses (DISE), this update aims to increase transparency and requires tabular disclosure, effective for fiscal years beginning after December 15, 2026, including interim periods in 2027.

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

As of March 31, 2026, the Company purchased web-based culinary application for $40,300, which is being amortized over a 5-year life. There was $6,048 of accumulated amortization as of March 31, 2026.

Note 5 – LOAN FROM DIRECTOR

For the nine months ended March 31, 2026 our director Janek Innos has loaned to the Company $5,273. This loan is unsecured, non-interest bearing and due on demand. The balance due to the director was $55,877 as of March 31, 2026.

Note 6 – COMMON STOCK

On April 11, 2025, the Company issued 2,000,000 shares of common stock to a director Janek Innos for cash proceeds of $200 at $0.0001 per share.

As of March 31, 2026, the Company had 2,796,667 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The components of the Company’s provision for Federal income tax as of March 31, 2026 and for the period ended June 30, 2025 as follows:

	March 31, 2026	June 30, 2025
Federal income tax benefit attributable to:
Current Operations	$62,556	$8,249
Less: valuation allowance	(62,556)	(8,249)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2026	June 30, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$13,136	$1,732
Less: valuation allowance	(13,136)	(1,732)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,136 as of March 31, 2026 and $1,732 as of June 30, 2025, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2026, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than issuance of 183,000 shares for $5,490 to 7 shareholders.

ITEM 2. MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD- LOOKING STATEMENTS

This report contains projections and statements relating to the Company that constitute "forward-looking statements." These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as "intends," "believes," "anticipates," "expects," "estimates," "may," "will," "might," "outlook," "could," "would," "pursue," "target," "project," "plan," "seek," "should," "assume," or similar terms or the negatives thereof. Such statements speak only as of the date of such statement, and the Company undertakes no ongoing obligation to update such statements. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, and its respective directors, officers or advisors with respect to, among other things:

–	trends affecting the Company's financial condition, results of operations or future prospects;
–	the Company's business and growth strategies;
–	the factors that we expect to contribute to our success and our ability to be successful in the future;
–	our business model and strategy for realizing positive sales result;
–	competition, including the impact of competition on our operations, our ability to respond to such competition and our expectations regarding continued competition in the markets in which we compete;
–	expenses;
–	the impact of new accounting pronouncements on our financial statements;
–	that our cash flows from operating activities will be sufficient to meet our projected operating and capital expenditures for the next twelve months;
–	our market risk exposure and efforts to minimize risk;
–	our overall outlook including all statements under Management's Discussion and Analysis of Financial Condition and Results of Operations;
–	that estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results; and
–	expectations, plans, beliefs, hopes or intentions regarding the future.

Potential investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that, should conditions change or should any one or more of the risks or uncertainties materialize or should any of the underlying assumptions of the Company prove incorrect, actual results may differ materially from those projected in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the actual results and performance of the Company include, without limitation:

–	the Company's inability to raise additional funds to support operations and capital expenditures;
–	the Company's inability to effectively manage its growth;
–	the Company's inability to achieve greater and broader market acceptance in existing and new market segments;
–	the Company's inability to successfully compete against existing and future competitors;

–	the economic downturn and its effect on consumer spending;
–	the risk that negative industry or economic trends, including the market price of our common stock trading below its book value, reduced estimates of future cash flows, disruptions to our business, slower growth rates or lack of growth in our business, may result in significant write-downs or impairments in future period;
–	the effects of events adversely impacting the economy or the regions from which we draw a significant percentage of our customers, including the effects of the current economic recession, war, terrorist or similar activity or disasters;
–	the effects of energy price increases on our cost of operations and our revenues;
–	financial community perceptions of our Company and the effect of economic, credit and capital market conditions on the economy and the software industry;
–	other factors described elsewhere in this report, or other reasons.

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

We are a development stage company and currently have $2,700 revenues and we have incurred losses since its inception.

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

Currently, the Cibatella web app includes key features such as:

Step-by-step recipes:

–	wide culinary selection: the Cibatella web app offers a select collection of recipes representing Polish, Ukrainian, French, and Italian cuisines;

–	variety of dish categories: users can browse and cook from a diverse range of dish types, including soups, pasta, pizza, salads, meat and fish dishes, desserts, sweets and etc., to satisfy different tastes, preferences and occasions;

–	detailed dish information: each recipe includes a concise dish description, estimated cooking time, and a complete list of required ingredients;

–	step-by-step instructions: all recipes are presented with clear, easy-to-follow steps, making the platform suitable for both beginner and experienced cooks;

–	high-quality images: recipes are accompanied by high-quality images illustrating the stages of the cooking process, enhancing clarity and providing users with a visual reference to support confidence in meal preparation.

AI-powered recipe assistant:

–	ingredient input: users can begin by entering the ingredients they currently have at home. The system uses this input to identify possible dishes that can be created with those items;

–	dish type selection: users select the category of dish they wish to prepare, such as a salad, soup, dessert, main course, beverage, pasta, pizza, appetizer and etc. This allows the AI to tailor suggestions according to the user’s culinary intent:

–	cooking time filter: users specify how much time they have available to cook. The assistant offers four cooking time options:

➢	express – up to 15 minutes

➢	fast – up to 30 minutes

➢	regular – 30 to 60 minutes

➢	long – more than 60 minutes

–	recipe generation: after the inputs are submitted, users click the “Generate a Recipe” button. The AI instantly processes the data and generates a tailored recipe that matches the selected ingredients, dish type, and time frame;

–	the AI-generated result includes:

➢	a brief description of the dish

➢	estimated preparation and cooking time

➢	a refined list of required ingredients

➢	detailed step-by-step instructions (This helps users prepare meals with precision and ease, even with limited time).

This feature makes the Cibatella web app useful for users who seek inspiration based on what’s available in their kitchen, making everyday cooking more efficient, creative, and enjoyable.

Favorite & Saved recipes:

–	users can express their interest in a recipe by clicking the heart-shaped icon located near each dish;

–	once marked, these recipes are automatically added to the user’s “Saved” section. This dedicated area within the user’s profile provides a centralized location where previously favorited recipes can be quickly accessed without the need to search again.

Culinary education & Training services (fee-based):

We intend to offer virtual culinary education and training services tailored to a diverse audience—from beginner home cooks to professional chefs and restaurant teams.

–	request-based learning via “Contact us” feature: interested users can request training by using the “Contact Us” button on the Cibatella web platform. This action will direct them to a “Support Request” interface, where they can describe their specific culinary goals, areas of interest, or skill level;

–	personalized client support: upon receiving the inquiry, our support team will engage directly with the user to clarify their needs and suggest suitable virtual training options;

–	freelance culinary professionals: once the training request is confirmed, the user will be matched with a qualified freelance chef or culinary educator, who will provide instruction virtually.

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

Below are several technologies we plan to effectively integrate into our web culinary platform:

–	smart shopping list: users will be able to generate organized grocery lists directly from recipe pages for easy in-store use;

–	dietary filters and search options: we will implement advanced search features allowing users to filter recipes by dietary preference (e.g., vegan, gluten-free, low-carb) or nutritional goals;

–	nutrition calculator: each recipe will include detailed nutritional breakdowns, including calories, protein, fats, and carbohydrates, helping users make informed dietary choices;

–	multilingual interface: As part of our global strategy, we plan to support multiple languages to accommodate international users:

–	user reviews and comments: users will have the ability to leave feedback on recipes, rate their cooking experiences, and share suggestions with the Cibatella community;

–	user-generated recipes: we will enable registered users to upload their own recipes with photos, instructions, and tags, further enriching the diversity of culinary content available.

REVENUE

Cibatella Corp. expects to generate revenue through paid contextual advertising services offered via its web culinary app. In addition, we plan to introduce fee-based virtual culinary education and training services. Over time, we may also develop additional monetization streams through platform enhancements and user services. Below is a breakdown of our anticipated revenue sources:

Current Revenue Sources:

–	Paid Contextual Advertising Services

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

Estimated Pricing: $150–$1,000 per month.

–	Fee-Based Virtual Culinary Education and Training Services

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

MARKET OVERVIEW

The demand for web-based culinary platforms and online culinary education and training services continues to grow rapidly, as consumers increasingly seek convenient, interactive, and educational food experiences. Users now rely on digital platforms to search for culinary information, discover recipes, plan meals, and participate in virtual cooking classes—all from the comfort of their homes.

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

We plan to utilize the following strategies:

–	Search Engine Optimization (SEO): We will optimize the content of our web platform for search engines, targeting relevant culinary keywords such as "step-by-step recipes," "AI meal planning," and "online cooking classes" to increase organic traffic;
–	Social Media Engagement: We will establish a presence on platforms such as Instagram, Facebook, and Pinterest, where food-related content performs well. By sharing high-quality recipe images, and cooking tips, we aim to drive traffic to our platform and build a community of engaged users;
–	Influencer and Affiliate Marketing: We will collaborate with culinary influencers, food bloggers, and online cooking educators to promote the platform and demonstrate our features. These collaborations are expected to help us reach niche audiences and increase user trust;
–	Email and Retargeting Campaigns: We initiate email newsletters and retargeting ads to promote recipes and virtual culinary classes;
–	Partnerships and Cross-Promotions: We will explore partnerships with food brands, kitchenware companies, or educational institutions to co-promote services and increase visibility;
–	To invite new clients via word-of-mouth referrals.

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

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1, 07 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

–	The first fiscal year after its annual revenues exceed $1,07 billion;
–	The first fiscal year after the fifth anniversary of its IPO;
–	The date on which the company has issued more than $1,07 billion in non-convertible debt during the previous three-year period; and
–	The first fiscal year in which the company has a public float of at least $700 million.

Financial and audit requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

–	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;
–	Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;
–	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and
–	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

Offering requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

–	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;
–	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO "road show."

Other public company requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

–	The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;
–	Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and
–	The requirements under Sections 14A (a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

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

Cash and cash equivalents were $41,508 as of March 31, 2026. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Janek Innos, our CEO and Director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, professional fees, etc.

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

We have purchased the web application for total consideration of $40,300.

The link for the Cibatella web application:

–	https://cibatella.com/

Our business office is located at Astangu tanav 62, Tallinn, Harju 13519, Estonia and our phone number is +1(307)6556080.

Results of operations for the nine months ended March 31, 2026

To date, we have received $2,700 revenue. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

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

As of March 31, 2026, our total assets were $76,121. Total assets were comprised of $41,869 in current assets and $34,252 in intangible assets. Our current liabilities were $114,577 and Stockholders’ deficit was $38,456.

As of March 31, 2025, our total assets were $0. Our current liabilities were $0, and Stockholders’ deficit was $0.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended March 31, 2026 net cash flows used in operating activities was $2,080.

For the nine months ended March 31, 2025 net cash flows used in operating activities was $0.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended March 31, 2026 we have generated no cash from investing activities.

For the nine months ended March 31, 2025 we have generated no cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended March 31, 2026 net cash flows provided by financing activities was $29,173.

For the nine months ended March 31, 2025 net cash flows used in financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2026.

Cibatella Corp., Registrant

By:	/s/ Janek Innos
Janek Innos, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: May 13, 2026	By:	/s/ Janek Innos
Janek Innos, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

