Form 10-K
period 2026-06-30
Cibatella Corp.
filed 2026-09-28
CIK 2079546

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2026

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
+1 (307) 655-6080

cibatella.corp@cibatella.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

__________________________

Wyoming Registered Agent

30 N Gould St Ste R

Sheridan, WY 82801

+13072002803

(Name, address, including zip code, and telephone number, including area code, of agent for service)

___________________________

None
Securities registered under Section 12(b) of the Exchange Act

None
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Emerging growth company ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Common stock $0,0001 per share; 3,287,667 common shares issued and outstanding as of September 28, 2026.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-K that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

DESCRIPTION OF BUSINESS

Cibatella Corp. was incorporated under the laws of the state of Wyoming on April 10, 2025. We are a development-stage company focused on launching and expanding Cibatella, a web culinary platform designed to inspire, educate, and empower individuals to explore international cuisines and develop culinary skills. Our executive and business office is located at Astangu tanav 62, Tallinn, Harju 13519, Estonia, and our telephone number is +1 (307) 655-6080. We maintain our statutory registered agent’s office at 30 N Gould St Ste R Sheridan, WY 82801.

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

We are a development stage company and currently have $6,300 revenues and we have incurred losses since its inception.

Cibatella provides users with step-by-step recipes accompanied by high-quality images, ingredient lists, preparation times, and detailed dish descriptions. Our web app specializes in Polish, Ukrainian, French, and Italian cuisines, allowing users to explore, learn, and cook a variety of traditional and modern dishes.

Our web app includes an AI-powered recipe assistant that allows users to input the ingredients they have on hand and receive dish suggestions, complete with preparation steps. Users can also “favorite” recipes they love by tapping the heart icon, making them easy to revisit in the “Saved” section of their profile.

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

To date our director interacts with our potential customers, but we don’t have any clients for our culinary education services yet. As part of our growth strategy, we plan to hire freelance chefs and culinary educators by formalizing freelance agreements. These professionals will assist in developing content, delivering virtual classes, and providing culinary coaching. However, we are going to hire freelance chefs once we secure our first client and establish an initial client base for our culinary education and training services.

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

We plan to utilize the following strategies:

-	Search Engine Optimization (SEO): We will optimize the content of our web platform for search engines, targeting relevant culinary keywords such as “step-by-step recipes,” “AI meal planning,” and “online cooking classes” to increase organic traffic;
-	Social Media Engagement: We will establish a presence on platforms such as Instagram, Facebook, and Pinterest, where food-related content performs well. By sharing high-quality recipe images, and cooking tips, we aim to drive traffic to our platform and build a community of engaged users;
-	Influencer and Affiliate Marketing: We will collaborate with culinary influencers, food bloggers, and online cooking educators to promote the platform and demonstrate our features. These collaborations are expected to help us reach niche audiences and increase user trust;
-	Email and Retargeting Campaigns: We initiate email newsletters and retargeting ads to promote recipes and virtual culinary classes;
-	Partnerships and Cross-Promotions: We will explore partnerships with food brands, kitchenware companies, or educational institutions to co-promote services and increase visibility;
-	To invite new clients via word-of-mouth referrals.

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

The JOBS Act creates a new category of issuers known as “emerging growth companies.” Emerging growth companies are those with annual gross revenues of less than $1, 07 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

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

Financial and audit requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

-	Provide only two rather than three years of audited financial statements in their IPO Registration Statement;
-	Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;
-	Delay compliance with new or revised accounting standards until they are made applicable to private companies; and
-	Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor’s attestation regarding the issuer’s internal controls.

Offering requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

-	Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;
-	Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO “road show.”

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity

We use, store, and process limited data related to our operations. As of the date of this filing, we have not yet implemented a formal cybersecurity risk management program designed to identify, assess, and mitigate risks from cybersecurity threats. We intend to implement a cybersecurity risk management program as our business operations and technology infrastructure evolve. Cyber Risk Management and Strategy. We plan to implement and maintain a cybersecurity risk management program under the oversight of our Board of Directors. Once implemented, this program will include systematic processes for identifying, assessing, and mitigating cybersecurity risks and will be integrated into our overall risk management processes. We intend to adopt a risk-based approach to managing cyber threats, supported by commonly used cybersecurity technologies, such as cloud-based monitoring and threat detection tools. We expect to utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing. As part of this effort, we also intend to implement controls to assess and manage risks associated with third-party service providers who may have access to our systems or data. This may include review process for such providers’ cybersecurity practices, risk assessments, contractual requirement and system monitoring. We expect to regularly evaluate and enhance our cybersecurity policies and procedures in response to emerging threats or developments affecting our industry. In 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Number of Holders

As of June 30, 2026, the 3,287,667 issued and outstanding shares of common stock were held by a total of 50 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended June 30, 2026.

Recent Sales of Unregistered Securities

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On April 11, 2025, the Company issued 2,000,000 shares of common stock to a director Janek Innos for cash proceeds of $200 at $0.0001 per share.

In January 2026, the Company issued 141,667 shares of common stock for cash proceeds of $4,250 at $0.03 per share.

In February 2026, the Company issued 264,000 shares of common stock for cash proceeds of $7,920 at $0.03 per share.

In March 2026, the Company issued 391,000 shares of common stock for cash proceeds of $11,730 at $0.03 per share.

In April 2026, the Company issued 158,000 shares of common stock for cash proceeds of $4,740 at $0.03 per share.

In May 2026, the Company issued 222,000 shares of common stock for cash proceeds of $6,660 at $0.03 per share.

In June 2026, the Company issued 111,000 shares of common stock for cash proceeds of $3,330 at $0.03 per share.

As of June 30, 2026, the Company had 3,287,667 shares issued and outstanding.

Purchase of our Equity Securities by Officers and Directors

On April 11, 2025, the Company offered and sold 2,000,000 restricted shares of common stock to our president and director, Janek Innos, for a purchase price of $0.0001 per share, for aggregate offering proceeds of $200, pursuant to Section 4(2) of the Securities Act of 1933 as he is a sophisticated investor and is in possession of all material information relating to us. Further, no commissions were paid to anyone in connection with the sale of these shares and general solicitation was not made to anyone.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the year ended June 30, 2026 and from April 10, 2025 (Inception) through June 30, 2025:

Revenue and cost of goods sold

For the year ended June 30, 2026 and from April 10, 2025 (Inception) through June 30, 2025 the Company generated total revenue of $6,300 and $0. For the year ended June 30, 2026 and from April 10, 2025 (Inception) through June 30, 2025 cost of revenue consist of amortization expense of $8,064 and $0.

Operating expenses

Total operating expenses for the year ended June 30, 2026 and from April 10, 2025 (Inception) through June 30, 2025 were $72,993 and $8,249. The operating expenses for the year ended June 30, 2026 included bank charges of $283; legal fees of $1,500; audit fees of $20,100; professional fees of $3,110; consulting expense of $48,000. The operating expenses for the year ended from April 10, 2025 (Inception) through June 30, 2025 included bank charges of $45; consulting expense of $8,000; professional fees of $204.

Net Loss

The net loss for the year ended June 30, 2026 and from April 10, 2025 (Inception) through June 30, 2025 was $74,757 and $8,249 accordingly.

Liquidity and Capital Resources and Cash Requirements

At year ended June 30, 2026, the Company had cash of $53,565 ($10,255 as at June 30, 2025). Furthermore, the Company had a working capital deficit of $76,412 ($48,349 as at June 30, 2025).

Cash flows from operating activities

For year ended June 30, 2026 net cash flows used in operating activities was negative $593.

From April 10, 2025 (Inception) through June 30, 2025 net cash flows used in operating activities was $249.

Cash flows from investing activities

For year ended June 30, 2026 we have generated no cash from investing activities.

From April 10, 2025 (Inception) through June 30, 2025 net cash flows used in investing activities was $40,300.

Cash flows from financing activities

For year ended June 30, 2026 net cash flows provided by financing activities was $43,903. From April 10, 2025 (Inception) through June 30, 2025 net cash flows provided by financing activities was $50,804.

We cannot guarantee that we will manage to sell all the shares required. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation. Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have generated limited revenues since inception. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

CIBATELLA CORP.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Director and Stockholders of

Cibatella Corp.

Opinion on the Financial Statements

We have audited the accompanying statement of balance sheets of Cibatella Corp. (the ‘Company’) as of June 30, 2026 and 2025, and the related statements of operations, stockholders’ deficit, and cash flows, for the year ended June 30, 2026 and from April 10, 2025 (Inception) through June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for year ended June 30, 2026 and from April 10, 2025 (Inception) through June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, Going Concern to the financial statements, the Company has an accumulated deficit of $83,006 as of June 30, 2026, and a net loss of $74,757. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2025.

Houston, Texas

September 28, 2026

PCAOB ID: 6771

CIBATELLA CORP.

Balance Sheets

	As of June 30, 2026	As of June 30, 2025
ASSETS

Current Assets
Cash and cash equivalents	$53,565	$10,255
Total Current Assets	53,565	10,255

Total Intangible Assets, Net	32,236	40,300

Total Assets	$85,801	$50,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Related party loan	$55,877	$50,604
Deferred revenue	11,100	–
Accounts Payable	7,000	–
Accounts payable-related party	56,000	8,000
Total Current Liabilities	129,977	58,604

Total Liabilities	129,977	58,604

Commitments and Contingencies (Note 7)	–	–

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,287,667 as of June 30, 2026 and 2,000,000 as of June 30, 2025 shares issued and outstanding	329	200
Additional paid in capital	38,501	–
Accumulated deficit	(83,006)	(8,249)
Total Stockholders’ Deficit	(44,176)	(8,049)

Total Liabilities and Stockholders’ Deficit	$85,801	$50,555

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Statements of Operations

	Year ended June 30, 2026	From April 10, 2025 (Inception) through June 30, 2025
REVENUES	$6,300	$–
Cost of Revenue	8,064	–
GROSS PROFIT	(1,764)	–

OPERATING EXPENSES
General and Administrative Expenses	(72,993)	(8,249)
TOTAL OPERATING EXPENSES	(72,993)	(8,249)

NET LOSS FROM OPERATIONS	(74,757)	(8,249)

NET LOSS	$(74,757)	$(8,249)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,349,305	2,000,000

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Statements of Stockholders’ Deficit

For the year ended June 30, 2026 and from April 10, 2025 (Inception) through June 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Inception, April 10, 2025	–	$–	$–	$–	$–
Shares issued for cash at $0.0001 per share on April 11, 2025	2,000,000	200	–	–	200
Net loss for the period ended June 30, 2025	–	–	–	(8,249)	(8,249)
Balance, June 30, 2025	2,000,000	$200	$–	$(8,249)	$(8,049)
Issuance of stock for cash	1,287,667	129	38,501	–	38,630
Net loss for the year ended June 30, 2026	–	–	–	(74,757)	(74,757)
Balance, June 30, 2026	3,287,667	$329	$38,501	$(83,006)	$(44,176)

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Statements of Cash Flows

(AUDITED)

	Year ended June 30, 2026	From April 10, 2025 (Inception) through June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,757)	$(8,249)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization expenses	8,064	–
Changes in operating assets and liabilities:
Deferred revenue	11,100	–
Accounts Payable	7,000	–
Accounts payable-related party	48,000	8,000
NET CASH USED IN OPERATING ACTIVITIES	(593)	(249)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of web culinary platform	–	(40,300)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	–	(40,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	5,273	50,604
Issuance of stock for cash	38,630	200
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	43,903	50,804

NET CHANGE IN CASH	43,310	10,255

Cash, beginning of period	$10,255	$–
Cash, end of period	$53,565	$10,255

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–

Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these financial statements

CIBATELLA CORP.

Notes to Financial Statements

For the year ended June 30, 2026

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Cibatella Corp. (“the Company”) was incorporated on April 10, 2025 under the laws of the state of Wyoming. We are a development-stage company focused on launching and expanding Cibatella, a web culinary platform designed to inspire, educate, and empower individuals to explore international cuisines and develop culinary skills. Our executive and business office is located at Astangu tanav 62, Tallinn, Harju 13519, Estonia, and our telephone number is +1 (307) 655-6080.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $6,300 revenues for the year ended June 30, 2026. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. As reflected in the financial statements, the Company had an accumulated deficit of $83,006 as of June 30, 2026, a net loss of $74,757 for the year ended June 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. Under the terms of the Consulting Agreement effective May 1, 2025, the Company pays a monthly consulting fee of $4,000 to Janek Innos, represented as related party payables. As of June 30, 2026, the outstanding related party payable was $56,000. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

The carrying value of cash and the Company’s loan from shareholder and related party loan from director approximates its fair value due to its short-term maturity.

Stock-Based Compensation

As of June 30, 2026, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue in accordance with ASC topic 606 “Revenue Recognition”. ASC 606 is an accounting standard that governs when and how companies recognize revenue from customer contracts, based on a five-step model that focuses on the transfer of control of goods or services to the customer. The core principle is to recognize revenue when it is earned, which is when the performance obligation is satisfied, not necessarily when cash is received. The five steps are: identify the contract, identify performance obligations, determine the transaction price, allocate the price to performance obligations, and recognize revenue as the performance obligation is satisfied. For the year ended June 30, 2026 the Company has generated $6,300 revenue.

Deferred revenue

Deferred revenue is a liability that represents money received for goods or services that have not yet been delivered. It is also called unearned revenue, because the payment has been received but is not yet “earned” according to accounting principles. Once the product or service is delivered, a portion of the deferred revenue is moved from the balance sheet to the income statement as earned revenue. We provide web app advertising services to the Client. The specific services to be rendered include monthly advertising placement on the Service Provider’s platform. Because payment is received in advance of service delivery, the prepaid amount is recorded as deferred revenue. Revenue is recognized when earned and realized, typically upon delivery of services, in accordance with generally accepted accounting principles (GAAP), and is recognized monthly over the service period as the Services are provided. As of June 30, 2026 the Company has a balance of $11,100 in deferred revenue.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Segment Reporting

The Company operates in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker, which is fulfilled by the Company’s chief executive officer, in deciding how to allocate resources and assess performance. Since the Company operates in one operating segment, all required segment information is presented in the financial statements.

Recent Accounting Pronouncements

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

On June 25, 2025 the Company has entered into Web app purchase agreement NºKHT26062025-1 with Khan Tengri Co., LTD and has purchased the web app for US $40,300. Web-based culinary application is being amortized over a 5-year life. There was $8,064 of accumulated amortization as of June 30, 2026.

	As of June 30, 2026	As of June 30, 2025

Web-based culinary application	$40,300	$40,300
Less: accumulated amortization	(8,064)	(–)
Intangible asset, net	$32,236	$40,300

Note 5 –RELATED PARTY TRANSACTIONS AND BALANCES

For the year ended June 30, 2026 our director Janek Innos has loaned to the Company $5,273. This loan is unsecured, noninterest bearing and due to demand. The balance due to director was $55,877 as of June 30, 2026.

Related party payables represent amounts owed to Janek Innos, for consulting services provided under a Consulting Agreement effective May 1, 2025. Under the terms of the agreement, the Company pays a monthly consulting fee of $4,000. During the year ended June 30, 2026, the Company recognized consulting expense of $48,000 under this agreement. As of June 30, 2026, the outstanding related party payable was $56,000.

Note 6 – COMMON STOCK

On April 11, 2025, the Company issued 2,000,000 shares of common stock to a director Janek Innos for cash proceeds of $200 at $0.0001 per share.

In January 2026, the Company issued 141,667 shares of common stock for cash proceeds of $4,250 at $0.03 per share.

In February 2026, the Company issued 264,000 shares of common stock for cash proceeds of $7,920 at $0.03 per share.

In March 2026, the Company issued 391,000 shares of common stock for cash proceeds of $11,730 at $0.03 per share.

In April 2026, the Company issued 158,000 shares of common stock for cash proceeds of $4,740 at $0.03 per share.

In May 2026, the Company issued 222,000 shares of common stock for cash proceeds of $6,660 at $0.03 per share.

In June 2026, the Company issued 111,000 shares of common stock for cash proceeds of $3,330 at $0.03 per share.

As of June 30, 2026, the Company had 3,287,667 shares issued and outstanding.

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

Note 8 – INCOME TAXES

For the year ended June 30, 2026, the Company has incurred net losses and therefore, has no tax liability. The cumulative net operating loss carry-forward is approximately $83,006 as of June 30, 2026, and will expire beginning in the year 2037.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the year ended June 30, 2026 and 2025, as follows:

	June 30, 2026	Rate %	June 30, 2025	Rate %
Tax benefit (expenses) at U.S. statutory rate	$(15,699)	(21)%	$(1,732)	(21)%
Change in valuation allowance	15,699	21%	1,732	21%
Tax benefit (expenses) net	$–	– %	$–	– %

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	June 30, 2026	June 30, 2025
Net operating loss	$(17,431)	$(1,732)
Valuation allowance	17,431	1,732
Deferred tax assets, net	$–	$–

Note 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to June 30, 2026, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than issuance of 30,000 shares for $900 to 1 shareholder.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T) Controls and Procedures

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2026, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of June 30, 2026, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2026 based on criteria established in Internal Control- Integrated Framework issued by COSO.

System of Internal Control over Financial Reporting

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the year ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

The name, address, age and position of our officer and director is set forth below:

Name and Address	Age	Position(s)
Janek Innos	52	President, Chief Financial Officer, Chief Executive Officer
Astangu tanav 62,
Tallinn, Harju 13519, Estonia

Janek Innos has been holding the above stated positions since the inception of the Company and is expected to hold it until the next annual meeting of our stockholders. Thereby, Janek Innos is currently the Officer/Director and control person of Cibatella Corp.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

Janek Innos, Age 52

Mr. Innos has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on April 10, 2025.

Mr. Innos is a professional with a diverse background in both technology and the restaurant industry. From 2013 to 2016, he held a management position at a mid-sized technology company, where he was involved in coordinating internal systems and overseeing the implementation of user-focused digital services.

From 2017 to 2020, Mr. Innos transitioned to the restaurant industry, joining Brilora Dining Group, a boutique restaurant network focused on modern European cuisine. During his tenure at Brilora Dining Group, he was responsible for overseeing restaurant operations, coordinating new location launches, and managing staff development programs. His experience there gave him valuable insight into culinary business operations and customer service management.

Over the past five years, Mr. Innos has been self-employed, working as a freelance consultant in the food, hospitality, and digital services sectors. His work includes advising on restaurant concepts, digital branding strategies and launching startup projects.

Through his leadership of Cibatella, Mr. Innos aims to create a dynamic and accessible web-based platform for international recipe discovery and culinary education.

Section 16(a) beneficial ownership reporting compliance

In the event that we register under the Securities Exchange Act of 1934 (the “Exchange Act” or “1934 Act”), Section 16(a) of that act will require our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders will be required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Clawback Policy

The Company has not adopted a Clawback Policy (Policy for Recovery of Erroneously Awarded Compensation) because it does not currently maintain any incentive-based compensation arrangements for its executive officers. The Company does not currently grant performance-based cash bonuses, stock awards, stock options, or other incentive compensation that would be subject to recovery under such a policy. The Company will evaluate the adoption of a Clawback Policy if its executive compensation practices change in the future.

Item 11. Executive Compensation

On May 1, 2025, we have executed a Consulting agreement for monthly services with our officer and director under which he is entitled to $4,000 monthly compensation. However, this amount is being deferred as liability to the company until the Company raises funds. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved.

Change in Pension
						Non-Equity	Value and
						Incentive	Nonqualified	All
						Plan	Deferred	Other
Name and				Stock	Option	Compen-	Compensation	Compen-
Principal Position	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Janek Innos, President, CEO, CFO	2025	$8,000	$0	$0	$200	$0	$0	$0	$8,200
Janek Innos, President, CEO, CFO	2026	$48,000	$0	$0	$0	$0	$0	$0	$48,000

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2026

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
								Awards:	Payout
			Equity					Number of	Value of
			Incentive			Number		Unearned	Unearned
			Plan Awards;			of	Market	Shares,	Shares,
	Number of	Number of	Number of			Shares	Value of	Units or	Units or
	Securities	Securities	Securities			or Units	Shares or	Other	Other
	Underlying	Underlying	Underlying			of Stock	Units of	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	That	Stock That	That	That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price	Date	Vested(#)	Vested	Vested	Vested
Janek Innos	0	0	0	0	0	0	0	0	0

Compensation of directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to or accrued to our director in such capacity.

Option grants

There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

Granting of certain equity awards close in time to the release of material nonpublic information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Aggregated option exercises and fiscal year-end option value

There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

Long-term incentive plan (“LTIP”) awards

There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that are beneficially owned by:

-	each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock;
-	each officer and director of our Company; and
-	all officers and directors as a group.

Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Title of class	Name and address of Beneficial owner	Amount and nature of Beneficial ownership	Percent of Common Stock
Common Stock	Janek Innos Astangu tanav 62, Tallinn, Harju 13519, Estonia	2,000,000	60.8%
All directors and executive officers as a group (1 person)		2,000,000	60.8%

The percentages are calculated based on 3,287,667 shares of our common stock issued and outstanding as of the date of this prospectus.

Item 13. Certain Relationships and Related Transactions

As of April 11, 2025 we have issued 2,000,000 shares of company common stock valued at 0.0001 per share to Janek Innos in the capacity of Director of the Company in consideration of $200 to pay company expenses and keep on top of the business development.

On May 1, 2025 we have executed a Consulting agreement for monthly services with our officer and director under which he is entitled to $4,000 monthly compensation. However, this amount is being deferred as liability to the company until the Company raises funds. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30, 2026, we incurred $20,100 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements from April 10, 2025 (Inception) through June 30, 2025 and for the reviews of our financial statements for the quarters ended September 30, 2025, December 31, 2025, and March 31, 2026.

PART IV

Item 15. Exhibits

The following exhibits are included as part of this report by reference:

Exhibit Number	Description

19	Policy Regarding Insider Trading

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2026.

Cibatella Corp., Registrant

By:	/s/ Janek Innos
Janek Innos, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: September 28, 2026	By:	/s/ Janek Innos
Janek Innos, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

