Form 10-Q
period 2026-09-30
Cibatella Corp.
filed 2026-11-06
CIK 2079546

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

Yes ☐       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,317,667 common shares issued and outstanding as of November 06, 2026.

CIBATELLA CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Cibatella Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

CIBATELLA CORP.

Balance Sheet

(UNAUDITED)

	As of September 30, 2026	As of June 30, 2026
ASSETS

Current Assets
Cash and cash equivalents	$60,471	$53,565
Total Current Assets	60,471	53,565

Intangible Assets, Net	30,220	32,236

Total Assets	$90,691	$85,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Related party loan	$55,877	$55,877
Deferred revenue	23,940	11,100
Accounts Payable	3,635	7,000
Accounts payable-related party	68,000	56,000
Total Current Liabilities	151,452	129,977

Total Liabilities	151,452	129,977

Commitments and Contingencies (Note 7)

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,317,667 as of September 30, 2026 and 3,287,667 as of June 30, 2026 shares issued and outstanding	332	329
Additional paid in capital	39,398	38,501
Accumulated deficit	(100,491)	(83,006)
Total Stockholders’ Deficit	(60,761)	(44,176)

Total Liabilities and Stockholders’ Deficit	$90,691	$85,801

See accompanying notes, which are an integral part of these condensed financial statements

CIBATELLA CORP.

Statements of Operations

(UNAUDITED)

	Three months ended September 30, 2026	Three months ended September 30, 2025
REVENUES	$5,160	$–
Cost of Revenue	2,016	2,016
GROSS PROFIT	3,144	(2,016)

OPERATING EXPENSES
General and Administrative Expenses	(20,629)	(15,140)
TOTAL OPERATING EXPENSES	(20,629)	(15,140)

NET LOSS FROM OPERATIONS	(17,485)	(17,156)

NET LOSS	$(17,485)	$(17,156)

NET INCOME PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,313,102	2,000,000

See accompanying notes, which are an integral part of these condensed financial statements

CIBATELLA CORP.

Statements of Stockholders’ Deficit

For the three months ended September 30, 2026 and 2025

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2025	2,000,000	$200	$–	$(8,249)	$(8,049)
Net loss	–	–	–	(17,156)	(17,156)

Balance, September 30, 2025	2,000,000	$200	$–	$(25,405)	$(25,205)

Balance, June 30, 2026	3,287,667	$329	$38,501	$(83,006)	$(44,176)
Issuance of stock for cash	30,000	3	897	–	900

Net loss	–	–	–	(17,485)	(17,485)

Balance, September 30, 2026	3,317,667	$332	$39,398	$(100,491)	$(60,761)

See accompanying notes, which are an integral part of these condensed financial statements

CIBATELLA CORP.

Statements of Cash Flows

(UNAUDITED)

	Three months ended September 30, 2026	Three months ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,485)	$(17,156)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization expenses	2,016	2,016
Changes in operating assets and liabilities:
Prepaid expenses	–	(2,500)
Deferred revenue	12,840	–
Accounts payable	(3,365)	1,625
Accounts payable-related party	12,000	12,000
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,006	(4,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash	900	–
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	900	–

NET CHANGE IN CASH	6,906	(4,015)

Cash, beginning of period	$53,565	$10,255
Cash, end of period	$60,471	$6,240

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–

Income taxes paid	$–	$–

See accompanying notes, which are an integral part of these condensed financial statements

CIBATELLA CORP.

Notes to Financial Statements

For the three months ended September 30, 2026

(UNAUDITED)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Cibatella Corp. (“the Company”) was incorporated on April 10, 2025 under the laws of the state of Wyoming. We are a company focused on launching and expanding Cibatella, a web culinary platform designed to inspire, educate, and empower individuals to explore international cuisines and develop culinary skills. Our executive and business office is located at Astangu tanav 62, Tallinn, Harju 13519, Estonia, and our telephone number is +1(307)6556080.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company had $5,160 revenues for the three months ended September 30, 2026.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time. As reflected in the financial statements, the Company had an accumulated deficit of $100,491 as of September 30, 2026, a net loss of $17,485 for the three months ended September 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with GAAP and are presented in US dollars.

The condensed balance sheet as of June 30, 2026 has been derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended June 30, 2026. The condensed balance sheet as of June 30, 2026 has been derived from the audited financial statements as of that date. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027.

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

Fair Value of Financial Instruments

AS topic 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Stock-Based Compensation

As of September 30, 2026, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

Revenues were presented under ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) and all subsequent ASUs that modified ASC 606 for the three months ended September 30, 2026. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

Step 1:	Identification of the contract with a customer;
Step 2:	Identification of the performance obligations in the contract;
Step 3:	Determination of the transaction price;
Step 4:	Allocation of the transaction price to the performance obligations in the contract (where revenue is allocated on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation); and
Step 5:	Recognition of revenue when, or as, the Company satisfies a performance obligation.

We provide web app advertising services to the Client. The specific services to be rendered include monthly advertising placement on the Service Provider’s platform. As of the date of this report Company has signed Service Agreements with such Clients as Barnes Tony Yvette, Kesef Global Group S.A., Legality Enterprises, S.A. and Ilja Maizels. The fee represents prepaid advertising services at a rate of $600 per month. Amounts that have been invoiced are recorded either deferred revenue or revenue in the unaudited condensed consolidated financial statements, depending on whether the underlying performance obligation has been satisfied. Deferred revenue is a liability that represents money received for goods or services that have not yet been delivered. It is also called unearned revenue, because the payment has been received but is not yet "earned" according to accounting principles. Once the product or service is delivered, a portion of the deferred revenue is moved from the balance sheet to the income statement as earned revenue. Because payment is received in advance of service delivery, the prepaid amount is recorded as deferred revenue. Revenue is recognized when earned and realized, typically upon delivery of services, in accordance with generally accepted accounting principles (GAAP), and is recognized monthly over the service period as the Services are provided. For the three months ended September 30, 2026 the Company has generated $5,160 revenue. As of September 30, 2026 the Company has a balance of $23,940 in deferred revenue.

Customers	July 31, 2026, $	August 31, 2026, $	September 30, 2026, $	Total, $
Barnes Tony Yvette	600	600	600	1,800
Kesef Global Group S.A.,	600	600	600	1,800
Legality Enterprises, S.A.	360	600	600	1,560
Total				5,160

Cost of Revenue

Cost of revenue is represented by amortization expense and has a balance of $2,016 for the three months ended September 30, 2026 and 2025.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2026 there were no potentially dilutive debt or equity instruments issued or outstanding.

Segment Reporting

The Company operates and manages its business as one reportable and operating segment: Web Search Portals, Libraries, Archives & Other Info. Services. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker, which is fulfilled by the Company’s chief executive officer, in deciding how to allocate resources and assess performance. Since the Company operates in one operating segment, all required segment information is presented in the financial statements.

The following table presents selected financial information for the Company’s reportable segment for the three months ended September 30, 2026 and 2025:

	Services, $	Total, $
Three months ended September 30, 2026:
Revenue	5,160	5,160
Cost of revenue	(2,016)	(2,016)
General and administrative expenses	(20,629)	(20,629)
Segment operating loss	(17,485)	(17,485)

Three months ended September 30, 2025:
Revenue	–	–
Cost of revenue	(2,016)	(2,016)
General and administrative expenses	(15,140)	(15,140)
Segment operating loss	(17,156)	(17,156)

Recent Accounting Pronouncements

ASU 2024-03, issued by the FASB in November 2024, requires U.S. public companies to disaggregate specific income statement expenses (such as employee compensation, depreciation, and amortization) in their footnotes known as Disaggregation of Income Statement Expenses (DISE). This update aims to increase transparency and requires tabular disclosure, effective for fiscal years beginning after December 15, 2026, including interim periods in 2027.

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of those pronouncements will have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 – INTANGIBLE ASSETS

The Company follows the provisions of ASC 350, Intangibles—Goodwill and Other, as the acquired web application was purchased from a third party and is considered an identifiable intangible asset with a finite life. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product.

On June 25, 2025 the Company has entered into Web app purchase agreement NºKHT26062025-1 with Khan Tengri Co., LTD and has purchased the web app for US $40,300. Web-based culinary application is being amortized over a 5-year life. There was $10,080 of accumulated amortization as of September 30, 2026.

	As of September 30, 2026	As of June 30, 2026
Web-based culinary application	$40,300	$40,300
Less: accumulated amortization	(10,080)	(8,064)
Intangible asset, net	$30,220	$32,236

The estimated aggregate amortization expense for the remainder of fiscal 2027 and each of the remaining succeeding fiscal years after June 30, 2027 is as follows:

Fiscal year	June 30, 2027	June 30, 2028	June 30, 2029	June 30, 2030	Total
Amortization expense	(6,048)	(8,064)	(8,064)	(8,044)	(40,300)

Note 5 –RELATED PARTY TRANSACTIONS AND BALANCES

The balance due to director was $55,877 as of September 30, 2026. This loan is unsecured, noninterest bearing and due to demand. For the three months ended September 30, 2026 our director Janek Innos has loaned to the Company $0.

Our business office was provided by our sole officer and president Mr. Innos for free use, without any payment.

Related party payables represent amounts owed to Janek Innos, for consulting services provided under a Consulting Agreement effective May 1, 2025. Under the terms of the agreement, the Company pays a monthly consulting fee of $4,000. During the three months ended September 30, 2026, the Company recognized consulting expense of $12,000 under this agreement. As of September 30, 2026, the outstanding related party payable was $68,000.

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

In July 2026, the Company issued 30,000 shares of common stock for cash proceeds of $900 at $0.03 per share.

As of September 30, 2026, the Company had 3,317,667 shares issued and outstanding.

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

Note 8 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the three months ended September 30, 2026 and year ended June 30, 2026 as follows:

	Three months ended September 30, 2026	Year ended June 30, 2026
Federal income tax benefit attributable to:
Current Operations	$3,671	$15,699
Less: valuation allowance	(3,671)	(15,699)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2026	Rate (%)	June 30, 2026	Rate (%)
Deferred tax asset attributable to:
Net operating loss carryover	$21,103	21%	$17,431	21%
Less: valuation allowance	(21,103)	(21)%	(17,431)	(21)%
Net deferred tax asset	$–	0%	$–	0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $100,491 as of September 30, 2026 and $83,006 as of June 30, 2026, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 9 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date these financial statements were issued, in accordance with ASC 855-10, and determined that there were no material subsequent events requiring recognition or disclosure in the accompanying unaudited condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and capital resources

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

In July 2026, the Company issued 30,000 shares of common stock for cash proceeds of $900 at $0.03 per share.

As of September 30, 2026, the Company had 3,317,667 shares issued and outstanding.

Cash and cash equivalents were $60,471 as of September 30, 2026. We believe our cash balance is not sufficient to fund our operations for any period of time. We have been utilizing and may utilize funds from Janek Innos, our CEO and Director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, professional fees, etc.

Results of operations for the three months ended September 30, 2026 and 2025

For the three months ended September 30, 2026 we have received $5,160 revenue. For the three months ended September 30, 2025 we generated no revenue. We have incurred $20,629 of operating expenses for the three months ended September 30, 2026. We have incurred $17,156 of operating expenses for the three months ended September 30, 2025. Difference in operating expenses is due to difference in amount of professional and legal fees depending on reporting period.

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

As of September 30, 2026, our total assets were $90,691. Total assets were comprised of $60,471 in current assets and $30,220 in intangible assets. Our current liabilities were $151,452 and Stockholders’ deficit was $60,761.

As of June 30, 2026, our total assets were $85,801. Total assets were comprised of $53,565 in current assets and $32,236 in intangible assets. Our current liabilities were $129,977 and Stockholders’ deficit was $44,176.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended September 30, 2026 net cash flows provided by operating activities was $6,006.

For the three months ended September 30, 2025 net cash flows used in operating activities was $4,015.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended September 30, 2026 we have generated no cash from investing activities.

For the three months ended September 30, 2025 we have generated no cash from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended September 30, 2026 net cash flows provided by financing activities was $900.

For the three months ended September 30, 2025 net cash flows provided by financing activities was $0.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 06, 2026.

Cibatella Corp., Registrant

By:	/s/ Janek Innos
Janek Innos, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated: November 06, 2026	By:	/s/ Janek Innos
Janek Innos, President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and
Director

